Form 10-K/A
period 2020-12-31
AEA-Bridges Impact Corp.
filed 2021-06-24
CIK 1820191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

As of June 24, 2021, 40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

AEA-Bridges Impact Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statement as of October 5, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on October 5, 2020, including the 10,500,000 private placement warrants issued to our Sponsor and the 20,000,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (collectively, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on June 22, 2021, that the Company’s (i) financial statements and other financial data as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 and (ii) the financial statement included in the Company’s Current Report on Form 8-K, filed on October 9, 2020 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Current Report on Form 8-K, filed October 9, 2020, for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,661,085 of proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting exclusively related to the accounting for warrants we issued in connection with our initial public offering in October 2020, despite the advice on the specific matter also obtained from professional third parties. The accounting changes have impacted the vast majority of blank check companies in a similar position to us. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a material weakness in our internal control over financial reporting exclusively related to the accounting for warrants we issued in connection with our initial public offering in October 2020, despite the advice on the specific matter also obtained from professional third parties. The accounting change was triggered by new recommendations issued by the SEC on April 12, 2021, after the approval of the Form 10-K by the board of directors of the Company on March 24, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting exclusively related to the accounting for warrants we issued in connection with our initial public offering in October 2020. As a result, notwithstanding the advice on the specific matter also obtained from professional third parties, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 on this specific matter. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

We will continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for significant and unusual transactions related to the Warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 20,000,000 Public Warrants and 10,500,000 Private Placement Warrants, and determined that the Warrants should be reclassified as liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A are liabilities related to embedded features contained within our Warrants. FASB ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such liabilities at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 29, 2020 (inception) through December 31, 2020, we had a net loss of $20,061,109, which consisted of a change in the fair value of warrant liability of $18,910,000, transaction costs allocable to warrants of $999,374 and operating expenses of $236,839, offset by interest earned on marketable securities held in the Trust Account of $85,104.

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

For the period from July 29, 2020 (inception) through December 31, 2020, net cash used in operating activities was $691,899. Net loss of $20,061,109 was impacted by the payment of formation costs through issuance of Class B ordinary shares of $5,000, interest earned on marketable securities of $85,104, a change in the fair value of warrant liability of $18,910,000, transaction costs allocable to warrants of $999,374 and changes in operating assets and liabilities, which used $460,060 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value of the Warrants as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.5	Description of Securities.*

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

10.2	Registration and Shareholder Rights Agreement between the Company, the Sponsor and the Holders from Time to Time Party Thereto.(1)

10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.4	Form of Indemnity Agreement.(2)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

10.6	Promissory Note, dated as of July 31, 2020, between the Registrant and the Sponsor.(3)

10.7	Securities Subscription Agreement, dated July 31, 2020, between the Registrant and the Sponsor.(3)

10.8	Letter Agreement among the Company, the Sponsor and the Company’s Officers and Directors.(1)

21	List of Subsidiaries.*

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2020.
(2)	Incorporated by reference to the Company’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1/A), filed with the SEC on September 23, 2020.
(3)	Incorporated by reference to the Company’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1), filed with the SEC on September 14, 2020.

ITEM 16.	FORM 10-K/A SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 24, 2021
AEA-BRIDGES IMPACT CORP.

/s/ John Garcia
Name: John Garcia
Title: Chair and Co-Chief Executive Officer

/s/ Michele Giddens
Name: Michele Giddens
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ John Garcia	Chairman, Co-Chief Executive Officer and Director	June 24, 2021
John Garcia	(Principal Executive Officer)

/s/ Michele Giddens	Co-Chief Executive Officer and Director	June 24, 2021
Michele Giddens	(Principal Executive Officer)

/s/ Ramzi Gedeon	Chief Financial Officer, Secretary and Director	June 24, 2021
Ramzi Gedeon	(Principal Financial and Accounting Officer)

/s/ Brian Trelstad	Director	June 24, 2021
Brian Trelstad

/s/ John Replogle	Independent Director	June 24, 2021
John Replogle

/s/ George Serafeim	Independent Director	June 24, 2021
George Serafeim

AEA-BRIDGES IMPACT CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AEA-Bridges Impact Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AEA-Bridges Impact Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

June 22, 2021

AEA-BRIDGES IMPACT CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$1,661,085
Prepaid expenses	578,413

Total Current Assets	2,239,498
Cash and marketable securities held in Trust Account	400,085,104

TOTAL ASSETS	$402,324,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities—accrued expenses	$118,353
Warrant liabilities	46,970,000
Deferred underwriting fee payable	13,125,000

Total Liabilities	60,213,353

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 33,711,124 shares at $10.00 per share	337,111,240
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,288,876 shares issued and outstanding (excluding 33,711,124 shares subject to possible redemption)	629
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	25,059,489
Accumulated deficit	(20,061,109)

Total Shareholders’ Equity	5,000,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,324,602

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES IMPACT CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$236,839

Loss from operations	(236,839)
Other income (expenses):
Change in fair value of warrant liability	(18,910,000)
Transactions costs allocable to warrants	(999,374)
Interest earned on marketable securities held in Trust Account	85,104

Other expense, net	(19,824,270)

Net Loss	$(20,061,109)

Weighted average shares outstanding of Class A redeemable ordinary shares	40,000,000

Basic and diluted net income per ordinary share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	10,000,000

Basic and diluted net loss per ordinary share, Class B	$(2.01)

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES IMPACT CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance —July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000
Sale of 40,000,000 Class A Ordinary Shares, net of underwriting discounts, offering costs	40,000,000	4,000	—	—	361,303,358	—	361,307,358
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	840,000	—	840,000
Forfeiture of Founder Shares	—	—	(1,500,000)	(150)	150	—	—
Class A ordinary shares subject to possible redemption	(33,711,124)	(3,371)	—	—	(337,107,869)	—	(337,111,240)
Net loss	—	—	—	—	—	(20,061,109)	(20,061,109)

Balance — December 31, 2020	6,288,876	$629	10,000,000	$1,000	$25,059,489	$(20,061,109)	$5,000,009

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES IMPACT CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(20,061,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(85,104)
Change in fair value of warrant liabilities	18,910,000
Transaction costs allocable to warrants	999,374
Changes in operating assets and liabilities:
Prepaid expenses	(578,413)
Accrued expenses	118,353

Net cash used in operating activities	(691,899)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,725,000
Proceeds from sale of Private Placement Warrants	10,500,000
Proceeds from promissory note – related party	5
Repayment of promissory note – related party	(171,395)
Payments of offering costs	(700,626)

Net cash provided by financing activities	402,352,984

Net Change in Cash	1,661,085
Cash – Beginning	—

Cash – Ending	$1,661,085

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$356,167,970

Change in value of Class A ordinary shares subject to possible redemption	$(19,056,730)

Deferred underwriting fee payable	$13,125,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000

Payment of offering costs through promissory note – related party	$171,390

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 5, 2020 the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $400,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to AEA-Bridges Impact Sponsor LLC (the “Sponsor”), generating gross proceeds of $10,500,000, which is described in Note 5.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on October 5, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported marketable securities held in trust, operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 5, 2020
Warrant Liability	$—	$28,060,000	$28,060,000
Total Liabilities	13,125,000	28,060,000	41,185,000
Class A Ordinary Shares Subject to Possible Redemption	384,227,970	(28,060,000)	356,167,970
Class A Ordinary Shares	158	280	438
Additional Paid-in Capital	5,003,706	999,094	6,002,800
Accumulated Deficit	(5,005)	(999,374)	(1,004,379)
Balance sheet as of December 31, 2020
Warrant Liability	$—	$46,970,000	$46,970,000
Total Liabilities	13,243,353	46,970,000	60,213,353
Ordinary Shares Subject to Possible Redemption	384,081,240	(46,970,000)	337,111,240
Class A Ordinary Shares	159	470	629
Additional Paid-in Capital	5,150,585	19,908,904	25,059,489
Accumulated Deficit	(151,735)	(19,909,374)	(20,061,109)
Statement of Operations for the Period from July 29, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	$—	$(18,910,000)	$(18,910,000)
Transaction costs allocable to warrants	—	(999,374)	(999,374)
Net loss	(151,735)	(19,909,374)	(20,061,109)
Statement of Cash Flows for the Period from July 29, 2020 (inception) to December 31, 2020
Net loss	$(151,735)	$(19,909,374)	$(20,061,109)
Change in fair value of warrant liabilities	—	18,910,000	18,910,000
Transaction costs allocable to warrants	—	999,374	999,374
Initial classification of Class A ordinary shares subject to redemption	384,227,970	(28,060,000)	356,167,970
Change in value of Class A ordinary shares subject to redemption	(146,730)	(18,910,000)	(19,056,730)

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 33,711,124 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially invested in U.S. Treasury Securities.

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $21,292,016, of which $20,292,642 were charged to shareholders’ equity upon the completion of the Initial Public Offering on October 5, 2020 and $999,374 was expensed to the statement of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 29, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$85,104

Redeemable Net Earnings	$85,104
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	40,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(20,061,109)
Redeemable Net Earnings	(85,104)

Non-Redeemable Net Loss	$(20,146,213)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	10,000,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature. As of December 31, 2020, the carrying values of cash, prepaid expenses and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and Private Warrants as of each relevant date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

On October 5, 2020, pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,500,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS FOUNDER SHARES

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

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES RISKS AND UNCERTAINTIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 6,288,876 Class A ordinary shares issued and outstanding, excluding 33,711,124 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — WARRANT LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $83 in cash and $400,085,021 in U.S. Treasury securities. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets: Held-to-Maturity Investments—U.S. Treasury Securities (Mature on April 8, 2021)	1	$400,085,021	$5,549	$400,090,570
Liabilities:
Warrant Liability – Public Warrants	1	—	—	30,800,000
Warrant Liability – Private Placement	2	—	—	16,170,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Warrants were valued as of October 5, 2020 using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value for the Warrants as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

AEA-BRIDGES IMPACT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents the quantitative information regarding Level 3 fair value measurements:

At October 5, 2020 (Initial measurement)
Unit price	$9.95
Term to initial business combination (in years)	1.0
Volatility	16.5%
Risk-free rate	0.44%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 29, 2020	$—	$—	$—
Initial measurement on October 5, 2020	9,660,000	18,400,000	28,060,000
Transfer to Level 1	—	(30,800,000)	(30,800,000)
Transfer to Level 2	(16,170,000)	—	(16,170,000)
Change in fair value	6,510,000	12,400,000	18,910,000

Fair value as of December 31, 2020	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period ended December 31, 2020 was $30,800,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the period ended December 31, 2020 was $16,170,000.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than those discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.