Form 10-Q
period 2021-06-30
AEA-Bridges Impact Corp.
filed 2021-08-06
CIK 1820191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
As of August
6
,
2021, there were 40,000,000 Class A ordinary shares, $0.0001 par value, and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AEA-BRIDGES
IMPACT CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION
AEA-BRIDGES
IMPACT CORP.
CONDENSED BALANCE SHEETS
ITEM 1 — FINANCIAL STATEMENTS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,230,110	$1,661,085
Prepaid expenses	445,294	578,413

Total Current Assets	1,675,404	2,239,498
Cash and investments held in Trust Account	400,185,630	400,085,104

TOTAL ASSETS	$401,861,034	$402,324,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities—accrued expenses	$275,680	$118,353
Warrant liability	29,280,000	46,970,000
Deferred underwriting fee payable	13,125,000	13,125,000

Total Liabilities	42,680,680	60,213,353

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,418,035 and 33,711,124 shares at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	354,180,350	337,111,240
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,581,965 and 6,288,876 shares issued and outstanding (excluding 35,418,035 and 33,711,124 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	458	629
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,000	1,000
Additional paid-in capital	7,990,550	25,059,489
Accumulated deficit	(2,992,004)	(20,061,109)

Total Shareholders’ Equity	5,000,004	5,000,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,861,034	$402,324,602

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

General and administrative expenses	$426,413	$721,421

Loss from operations	(426,413)	(721,421)

Other (expense) income:
Change in fair value of warrant liability	(1,830,000)	17,690,000
Interest earned on investments held in Trust Account	11,464	100,526

Other (expense) income, net	(1,818,536)	17,790,526

Net (loss) income	$(2,244,949)	$17,069,105

Weighted average shares outstanding of Class A redeemable ordinary shares	40,000,000	40,000,000

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	10,000,000	10,000,000

Basic and diluted net (loss) income per ordinary share, Class B non-redeemable ordinary shares	$(0.23)	$1.70

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	6,288,876	$629	10,000,000	$1,000	$25,059,489	$(20,061,109)	$5,000,009
Change in Class A ordinary shares subject to possible redemption	(1,931,406)	(193)	—	—	(19,313,867)	—	(19,314,060)
Net income	—	—	—	—	—	19,314,054	19,314,054

Balance — March 31, 2021	4,357,470	$436	10,000,000	$1,000	$5,745,622	$(747,055)	$5,000,003
Change in Class A ordinary shares subject to possible redemption	224,495	22	—	—	2,244,928	—	2,244,950
Net loss	—	—	—	—	—	(2,244,949)	(2,244,949)

Balance — June 30, 2021	4,581,965	$458	10,000,000	$1,000	$7,990,550	$(2,992,004)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$17,069,105
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(100,526)
Change in fair value of warrant liability	(17,690,000)
Changes in operating assets and liabilities:
Prepaid expenses	133,119
Accrued expenses	157,327

Net cash used in operating activities	(430,975)

Net Change in Cash	(430,975)
Cash – Beginning	1,661,085

Cash – Ending	$1,230,110

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$17,069,110

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
AEA-Bridges
Impact Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”)
.
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the three months ended June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders
o
f the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE
S
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The accompanying unaudited condensed financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form
10-K/A
for the period ended December 31, 2020, as filed with the SEC on June 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to
$21,292,016, of which $20,292,642 were charged to shareholders’ equity upon the completion of the Initial Public Offering on October 5, 2020 and $999,374 was expensed in the condensed statements of operations.

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the
 35,418,035 and 33,711,124 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement since the average price per share of the Company’s Class A ordinary shares for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The warrants are exercisable to purchase
30,500,000 shares of Class A ordinary shares in the aggregate.
The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$11,464	$100,526

Redeemable Net Earnings	$11,464	$100,526

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	40,000,000	40,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(2,244,949)	$17,069,105
Redeemable Net Earnings	(11,464)	(100,526)

Non-Redeemable Net Income (Loss)	$(2,256,413)	$16,968,579
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted (1)	10,000,000	10,000,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.23)	$1.70

(1)	As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account
.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s unaudited condensed balance sheets, primarily due to their short-term nature. As of Jun
e
 30, 2021 and December 31, 2020, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. Treasury securities with an original maturity of
185 days or less. The fair value for trading securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
Administrative Services Agreement
The Company entered into an agreement, commencing on October 5, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2021 and December 31, 2020, there was
$90,000 and $30,000
of such fees included in accrued expenses in the accompanying condensed balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,581,965 and 6,288,876 Class A ordinary shares issued and outstanding, excluding 35,418,035 and 33,711,124 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
NOTE 8 — WARRANT LIABILITY
Public Warrants may only be
e
xercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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
In addition, if (x) the Company
i
ssues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2021, assets held in the Trust Account were comprised of
$400,185,630
of investments in money market funds investing in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of
 $83 in cash and $400,085,021
of investments in U.S. Treasury Securities. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the gross holding gains and fair value of held-to-maturity
securities at June 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value

December 31, 2020	U.S. Treasury Securities (Mature on April 8, 2021)	$400,085,021	$5,549	$400,090,570

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	June 30, 2021		December 31, 2020
Assets:
Held-to-Maturity Investments – U.S. Treasury Securities		1	$		$400,090,570
U.S. Treasury Securities Money Market Fund		1		$400,185,630
Liabilities:
Warrant Liability – Public Warrants		1		$19,200,000	$30,800,000
Warrant Liability – Private Placement Warrants		2		$10,080,000	$16,170,000
The Warrants were accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based up
o
n this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues as of June 30, 2021. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2021, we had a net loss of $2,244,949, which consisted of the change in fair value of warrant liabilities of $1,830,000 and general and administrative expenses of $426,413, offset by interest earned on investments held in the Trust Account of $11,464.
For the six months ended June 30, 2021, we had a net income of $17,069,105, which consisted of the change in fair value of warrant liabilities of $17,690,000 and interest earned on investments held in the Trust Account of $100,526, offset by general and administrative expenses of $721,421.
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
For the six months ended June 30, 2021, net cash used in operating activities was $430,975. Net income of $17,069,105 was affected by the change in fair value of warrant liabilities of $17,690,000, interest earned on investments of $100,526 and changes in operating assets and liabilities which provided $290,446 of cash from operating activities.

At June 30, 2021, we had cash and investments held in the trust account of $400,185,630. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $1,230,110 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations.

Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as liabilities (which are described in Amendment No. 1 to the Company’s Annual Report on Form
10-K/A
filed on June 24, 2021), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
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

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEA-BRIDGES IMPACT CORP.

Date: August 6, 2021		/s/ John Garcia
	Name:	John Garcia
	Title:	Chairman, Co-Chief Executive Officer, and Director

Date: August 6, 2021		/s/ Michele Giddens
	Name:	Michele Giddens
	Title:	Co-Chief Executive Officer and Director