Form 10-Q
period 2021-09-30
AEA-Bridges Impact Corp.
filed 2021-11-05
CIK 1820191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file
number:001-39584

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (
as defined in Rule12b-2 of the Exchange Ac
t).    Yes  ☒    No  ☐
As of November
5
, 2021, there were 40,000,000 Class A ordinary shares, $0.0001 par value, and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AEA-BRIDGES
IMPACT CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Revised)	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 29, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 (Revised) and for the period from July 29, 2020 (inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 29, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Control and Procedures	17
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
SIGNATURES		19

PART I — FINANCIAL INFORMATION
AEA-BRIDGES
IMPACT CORP.
CONDENSED BALANCE SHEETS
ITEM 1 — FINANCIAL STATEMENTS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$1,090,787	$1,661,085
Prepaid expenses	341,250	578,413

Total Current Assets	1,432,037	2,239,498
Cash and investments held in Trust Account	400,214,519	400,085,104

TOTAL ASSETS	$401,646,556	$402,324,602

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accounts payable and accrued expenses	$3,149,381	$118,353
Warrant liability	19,825,000	46,970,000
Deferred underwriting fee payable	13,125,000	13,125,000

Total Liabilities	36,099,381	60,213,353

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 40,000,000 shares at $10.00 per share at September 30, 2021 and December 31, 2020	400,000,000	400,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,000	1,000
Accumulated deficit	(34,453,825)	(57,889,751)

Total Shareholders’ Deficit	(34,452,825)	(57,888,751)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$401,646,556	$402,324,602

The accompanying notes are an integral part of these unaudited and revised condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 29, 2020 (inception) Through September 30, 2020
Formation and operational costs	$3,117,068	$3,838,489	$5,005

Loss from operations	(3,117,068)	(3,838,489)	(5,005)

Other income:
Interest earned on investments held in Trust Account	28,889	129,415	—
Change in fair value of warrant liability	9,455,000	27,145,000	—

Total other income, net	9,483,889	$27,274,415	—

Net income (loss)	$6,366,821	$23,435,926	$(5,005)

Weighted average shares outstanding of Class A redeemable ordinary shares	40,000,000	$40,000,000	—

Basic and diluted net income (loss) per ordinary share, Class A redeemable ordinary shares	$0.13	$0.47	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	10,000,000	10,000,000	10,000,000

Basic and diluted net income per ordinary share, Class B non-redeemable ordinary shares	$0.13	0.47	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
REVISED

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance — January 1, 2021	10,000,000	$1,000	$—	$(57,889,751)	$(57,888,751)
Net income	—	—	—	19,314,054	19,314,054

Balance — March 31, 2021 (unaudited)	10,000,000	$1,000	$—	$(38,575,697)	$(38,574,697)
Net loss	—	—	—	(2,244,949)	(2,244,949)

Balance — June 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(40,820,646)	$(40,819,646)
Net income	—	—	—	6,366,821	6,366,821

Balance — September 30, 2021 (unaudited)	10,000,000	$1,000	$—	$(34,453,825)	$(34,452,825)

FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
Balance — July 29, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor – prior to forfeiture of 1.5 million shares	11,500,000	1,000	23,850	—	25,000

Net loss	$—	$—	$—	$(5,005)	$(5,005)

Balance — September 30, 2020 (unaudited)	11,500,000	$1,000	$23,850	$(5,005)	$(19,995)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the Period from July 29, 2020 (inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$23,435,926	$(5,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,005
Interest earned on investments held in Trust Account	(129,415)	—
Change in fair value of warrant liability	(27,145,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	237,163	—
Accounts payable and accrued expenses	3,031,028	—

Net cash used in operating activities	(570,298)	—

Net Change in Cash	(570,298)	—
Cash – Beginning	1,661,085	—

Cash – Ending	$1,090,787	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$433,033

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$19,995

Offering costs paid through promissory note	$	$171,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the three and nine months ended September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on October 5, 2020, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7of
the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
SEPTEMBER 30, 2021
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
Going Concern Consideration
As the Company is within the
one-year
timeframe of mandatory liquidation, a going concern disclosure is required. At September 30, 2021, the Company has $1,090,787 in its operating bank account, $400,214,519 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of ($1,717,344).
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.
If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480
.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities, or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$337,111,240	$62,888,760	$400,000,000
Class A ordinary shares	$629	$(629)	$—
Additional paid-in capital	$25,059,489	$(25,059,489)	$—
Accumulated deficit	$(20,061,109)	$(37,828,642)	$(57,889,751)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(62,888,760)	$(57,888,751)
Statement of Operations for the Period from October 5, 2020 (IPO) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares subject to possible redemption	40,000,000	—	40,000,000
Basic and diluted net income (loss) per share, Class A redeemable ordinary shares subject to possible redemption	$—	$—	$(0.40)
Basic and diluted weighted average shares outstanding, Non-redeemable Class B ordinary shares	10,000,000	—	10,000,000
Basic and diluted net income (loss) per share, Non-redeemable Class B ordinary shares	$(2.01)	$1.61	$(0.40)
Statement of Cash Flows for the Period from October 5, 2020 (IPO) through December 31, 2021 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$356,167,970	$43,832,030	$400,000,000
Change in value of Class A ordinary shares subject to possible redemption	(19,056,730)	19,056,730	—
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form
10-K/A
for the period ended December 31, 2020, as filed with the SEC on June 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $21,292,016, of which $20,292,642 were charged to shareholders’ equity upon the completion of the Initial Public Offering on October 5, 2020 and $999,374 was expensed in the condensed statements of operations.

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, the 40,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of September 30, 2020, December 31, 2020 and September 30, 2021 there was no change to the redemption value of the Class A ordinary shares.
At December 31, 2020 and September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

	September 30, 2021	December 31, 2020 (audited)
Gross proceeds	$400,000,000	$400,000,000
Less:
Proceeds allocated to Public Warrants	$(18,400,000)	$(18,400,000)
Class A ordinary shares issuance costs	$(20,292,642)	$(20,292,642)
Plus:
Accretion of carrying value to redemption value	$38,692,642	$38,692,642

Class A ordinary shares subject to possible redemption	$400,000,000	$400,000,000
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to
p
urchase 30,500,000
Class A ordinary shares in the aggregate. As of September 30, 2021 and December 31, 2020, the Company
did not
have any dilutive securities or other contracts that could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) per ordinary share (in dollars, except share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 29, 2020 (inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$5,093,457	$1,273,364	$18,748,741	$4,687,185	$—	$(5,005)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	—	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$0.47	$0.47	$—	$(0.00)

(1)	For the three and nine months ended September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.
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
.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s unaudited condensed balance sheets, primarily due to their short-term nature. As of September 30, 2021 and December 31, 2020, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185
days or less. The fair value for trading securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Administrative Services Agreement
The Company entered into an agreement, commencing on October 5, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the period from July 29, 2020 (inception) through September 30, 2020, the Company did not incur any fees these services. As of September 30, 2021 and December 31, 2020, there was $120,000 and $30,000 of such fees included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
SEPTEMBER 30, 2021
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
NOTE 8 — SHAREHOLDERS’ EQUITY
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 40,000,000 Class A ordinary shares issued and outstanding, all of which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
NOTE 9 — WARRANT LIABILITY
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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $
18.00
.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption; and

•
if, and only if, the reported last sales price of the Company’s Class A ordinary shares equals or exceeds $
18.00
per share for any
20
trading days within
a

30
-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $
10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price equal to a number of Class A ordinary shares to be determined, based on the redemption date and the fair market value of the Company’s Class A ordinary shares;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $
10.00
per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

•	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary shares) as the outstanding Public Warrants; and

•
if, and only if, there is an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the
30
-dayperiod after written notice of redemption is given

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
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60
% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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
SEPTEMBER 30, 2021
(Unaudited)
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
At September 30, 2021, assets held in the Trust Account were comprised of $1,138 of a money market fund and $400,213,381 in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $83 in cash and $400,085,021 of investments in U.S. Treasury Securities. During the nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the gross holding gains and fair value of held-to-maturity
securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on October 14, 2021)	$400,213,381	$645	$400,214,026
December 31, 2020	U.S. Treasury Securities (Mature on April 8, 2021)	$400,085,021	$5,549	$400,090,570

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants		1	$13,000,000	$30,800,000
Warrant Liability – Private Placement Warrants		2	$6,825,000	$16,170,000
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
SEPTEMBER 30, 2021
(Unaudited)
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues as of September 30, 2021. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended September 30, 2021, we had a net income of $6,366,821, which consisted of the change in fair value of warrant liabilities of $9,455,000 and interest earned on marketable securities held in the Trust Account of $28,889, offset by formation and operational costs of $3,117,068.
For the nine months ended September 30, 2021, we had a net income of $23,435,926, which consisted of the change in fair value of warrant liabilities of $27,145,000 and interest earned on marketable securities held in the Trust Account of $129,415, offset by formation and operational costs of $3,838,489.
For the period from July 29, 2020 (inception) through September 30, 2020, we had a net loss of $5,005, which consisted of formation and operational costs.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $570,298. Net income of $23,435,926 was affected by the change in fair value of warrant liabilities of $27,145,000, interest earned on marketable securities held in the Trust Account of $129,415 and changes in operating assets and liabilities which provided $3,268,191 of cash from operating activities.
For the period from July 29, 2020 (inception) through September 30, 2020, net cash used in operating activities was $0. Net loss of $5,005 was affected by the formation cost paid by the Sponsor in exchange for issuance of the Founder Shares.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,090,787. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The units would be identical to the Private Placement Units.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2021, we had cash and investments held in the trust account of $400,214,519. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $1,090,787 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU
2020-06
effective January 1, 2021. The adoption of ASU
2020-06
did not have an impact on our financial statements.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and to enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

AEA-BRIDGES IMPACT CORP.

Date: November 5, 2021		/s/ John Garcia
	Name:	John Garcia
	Title:	Chairman, Co-Chief Executive Officer, and Director

Date: November 5, 2021		/s/ Michele Giddens
	Name:	Michele Giddens
	Title:	Co-Chief Executive Officer and Director