Form 10-K/A
period 2020-12-31
AEA-Bridges Impact Corp.
filed 2021-12-09
CIK 1820191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

AEA-Bridges Impact Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39584	98-1550961
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

PO Box 1093, Boundary Hall , Cricket Square, Grand Cayman Cayman Islands		KY1-1102
(Address of principal executive offices)		(Zip Code)
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
As of December
9
, 2021, 40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to AEA-Bridges Impact Corp. unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of AEA-Bridges Impact Corp., as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2021 (the “First Amended Filing”).
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on October 5, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.
On December
3
,
2021, the Audit Committee of the Board of Directors of the company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) audited balance sheet as of October 5, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements as of December 31, 2020 and for the period from July 29, 2020 (Inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q/A”).
The restatement does not have an impact on the Company’s liquidity, cash flows, revenues, or costs of operating our business, in the Affected Periods.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting related to the accounting of complex financial instruments and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 2021 Form 10-Q/A.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 9A Controls and Procedures
Part II, Item 15. Financial Statements and Supplementary Data
In addition, the Company’s Co-Chief Executive Officers and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of AEA-Bridges Impact Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
We will follow a rigorous investment appraisal process that our sponsors have implemented in their respective organizations. We have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We intend to acquire a business or entity that we believe:

•
Have operations that align with our investment theme
: Using our investment strategy, we intend to focus on businesses which currently have or have the potential to benefit stakeholders or contribute to solutions, and which have the potential to grow and create financial value.

•
Have a defensible market position and are resilient to economic cycles
: We will seek to acquire a business that has attractive secular market tailwinds, recession-resilient business models, a differentiated technology, product or service, distribution capabilities, relationships, or other competitive advantages.

•
Have a strong management team
: We will seek to partner with management teams and/or sellers who are aligned with our impact mission and effort to create value. Where necessary, we may also look to complement and enhance the capabilities of the target business’ management team by recruiting additional talent through our network of contacts.

•	Can be acquired at attractive valuation for public market investors : We will seek to be a disciplined and valuation-centric steward of the capital that we invest.

•	Have an attractive financial profile : We will seek to acquire a business with low capital intensity, and that has highly recurring, stable cash flows and operating leverage.

•
Stand to benefit from our value creation and impact business practices
: We will seek to acquire a business where the collective capabilities of our management and sponsors can be leveraged to tangibly improve the operations and market position of the target.

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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we re-evaluated the accounting treatment of our 20,000,000 Public Warrants and 10,500,000 Private Placement Warrants, and determined that the Warrants should be reclassified as liabilities measured at fair value, with changes in fair value each period reported in earnings.
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
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments including for warrants we issued in connection with our initial public offering in October 2020, notwithstanding the advice on the specific matter also obtained from professional third parties.
Additionally, we re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the Public Shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all Class A ordinary shares subject to possible redemption in temporary equity.
As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of Public Shares and related financial disclosures for the affected periods.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We will continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-

party professionals with whom we consult regarding complex accounting issues. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We may face litigation and other
risks
as a result of the material weakness in our internal control over financial reporting related to the accounting of complex financial instruments.
Our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the restatements, the changes in accounting for the warrants, the change in the reclassification of the Public Shares and other matters raised, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a Business Combination by October 5, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
Restatement of Previously Issued Financial Statements
In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of AEA-Bridges Impact Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of October 5, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as of December 31, 2020, and for the period from July 29, 2020 (inception) through December 31, 2020 as previously restated in the 2020 Form 10-K/A No. 1.
We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on October 5, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.
Therefore, on December
3
, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of December 31, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021 and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and will restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.
The restatement does not have an impact on our cash position and cash held in the Trust Account.
In connection with the classification error described above and the resulting material weakness in internal control over financial reporting, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.
The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
Net Income (Loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officers and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements related to the ineffectiveness of internal controls surrounding the proper accounting for complex financial instruments, as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A, Amendment No. 2, present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 5, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on June 24, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.
The Co-Chief Executive Officers and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage
AEA-Bridges Impact Sponsor LLC (our sponsor)(2)	—	—	9,950,000	99.5%	19.9%
John Garcia(3)	2,500,000	6.3%	—	—	5.0%
Michele Giddens(3)	—	—	—	—	—
Ramzi Gedeon(3)	—	—	—	—	—
Brian Trelstad(3)	—	—	—	—	—
John Replogle(3)	—	—	25,000	*	*
George Serafeim(3)	—	—	25,000	*	*
All officers and directors as a group (six individuals)	2,500,000	6.3%	50,000	*	5.1%
Adage Capital Partners, L.P.(4)	3,600,000	9.0%	—	—	7.2%
Integrated Core Strategies (US) LLC (5)	2,150,000	5.4%	—	—	4.3%
Empyrean Capital Overseas Master Fund, Ltd.(6)	2,008,078	5.0%	—	—	4.0%
Glazer Capital, LLC (7)	2,783,824	7.0%	—	—	5.6%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
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
Audit Fees
. During the period from July 29, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $68,425 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2020 financial statements included in this Report.
Audit-Related Fees.
During the period from July 29, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from July 29, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from July 29, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.5	Description of Securities.*

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

10.2	Registration and Shareholder Rights Agreement between the Company, the Sponsor and the Holders from Time to Time Party Thereto.(1)

10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.4	Form of Indemnity Agreement.(2)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

10.6	Promissory Note, dated as of July 31, 2020, between the Registrant and the Sponsor.(3)

10.7	Securities Subscription Agreement, dated July 31, 2020, between the Registrant and the Sponsor.(3)

10.8	Letter Agreement among the Company, the Sponsor and the Company’s Officers and Directors.(1)

21	List of Subsidiaries.*

Exhibit No.	Description

23.1	Consent of WithumSmith+Brown, PC.(3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.3	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.3	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on October 7, 2020.
(2)	Incorporated by reference to the company’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1/A), filed with the SEC on September 23, 2020.
(3)	Incorporated by reference to the company’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1/A), filed with the SEC on September 14, 2020.

ITEM 16.	FORM 10-K/A SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
December 9, 2021

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

Name	Position	Date

/s/ John Garcia	Chairman, Co-Chief Executive Officer and Director	December 9, 2021
John Garcia	( Principal Executive Officer )

/s/ Michele Giddens	Co-Chief Executive Officer and Director	December 9, 2021
Michele Giddens	( Principal Executive Officer )

/s/ Ramzi Gedeon	Chief Financial Officer, Secretary and Director	December 9, 2021
Ramzi Gedeon	( Principal Financial and Accounting Officer )

/s/ Brian Trelstad	Director	December 9, 2021
Brian Trelstad

/s/ John Replogle	Independent Director	December 9, 2021
John Replogle

/s/ George Serafeim	Independent Director	December 9, 2021
George Serafeim

AEA-BRIDGES IMPACT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Opinion on the Financial Statements
We have audited the accompanying balance sheet of (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by October 5, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
June 22, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 9, 2021

AEA-BRIDGES IMPACT CORP.
BALANCE SHEET
DECEMBER 31, 2020
(As Restated – See Note 2)

ASSETS
Current assets
Cash	$1,661,085
Prepaid expenses	578,413

Total Current Assets	2,239,498
Cash and marketable securities held in Trust Account	400,085,104

TOTAL ASSETS	$402,324,602

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$118,353
Warrant liabilities	46,970,000
Deferred underwriting fee payable	13,125,000

Total Liabilities	60,213,353

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 40,000,000 shares at $10.00 per share redemption value	400,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	—
Accumulated deficit	(57,889,751)

Total Shareholders’ Deficit	(57,888,751)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$402,324,602

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES IMPACT CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

Formation and operating costs	$236,839

Loss from operations	(236,839)
Other income (expenses):
Change in fair value of warrant liability	(18,910,000)
Transactions costs allocable to warrants	(999,374)
Interest earned on marketable securities held in Trust Account	85,104

Other expense, net	(19,824,270)

Net Loss	$(20,061,109)

Weighted average shares outstanding of Class A ordinary shares	22,451,613

Basic and diluted net loss per ordinary share, Class A	$(0.62)

Weighted average shares outstanding of Class B ordinary shares	10,000,000

Basic and diluted net loss per ordinary share, Class B	$(0.62)

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES IMPACT CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated – See Note 2)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	840,000	—	840,000
Forfeiture of Founder Shares	—	—	(1,500,000)	(150)	150	—	—
Accretion for Class A ordinary shares to redemption amount			—	—	(864,000)	(37,828,642)	(38,692,642)
Net loss	—	—	—	—	—	(20,061,109)	(20,061,109)

Balance — December 31, 2020	—	$—	10,000,000	$1,000	$—	$(57,889,751)	$(57,888,751)

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES IMPACT CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(As Restated, See Note 2)

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

AEA-BRIDGES IMPACT CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 24, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 9, 2020 (the “Post-IPO Balance Sheet”), and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on June 24, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021. This restatement also resulted in changes to the disclosure provided in footnotes 3 and 8 of these financial statements.
Impact of the Restatement
The impact of the restatement on the balance sheet as of October 5, 2021 is presented below:

Balance Sheet as of October 5, 2020	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$356,167,970	$43,832,030	$400,000,000
Class A ordinary shares	$438	$(438)	$—
Additional paid-in capital	$6,002,800	$(6,002,800)	$—
Accumulated deficit	$(1,004,379)	$(37,828,792)	$(38,833,171)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(43,832,030)	$(38,832,021)
The impact of the restatement on the balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$337,111,240	$62,888,760	$400,000,000
Class A ordinary shares	$629	$(629)	$—
Additional paid-in capital	$25,059,489	$(25,059,489)	$—
Accumulated deficit	$(20,061,109)	$(37,828,642)	$(57,889,751)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(62,888,760)	$(57,888,751)

AEA-BRIDGES IMPACT CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The impact of the restatement on the statement of cash flows from July 29, 2020 (inception) through December 31, 2020, is presented below:

Statement of Cash Flows for the period from July 29, 2020 (Inception) through December 31, 2020	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$356,167,970	$(356,167,970)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(19,056,730)	$19,056,730	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period from July 29, 2020 (inception) through December 31, 2020:

Earnings per Share for the period from July 29, 2020 (Inception) through December 31, 2020	As Reported as Previously Restated in Form 10-K/A Amendment No.1	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares	40,000,000	(17,548,387)	22,451,613
Basic and diluted net loss per ordinary share, Class A ordinary shares	$—	$(0.62)	$(0.62)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,000,000	—	10,000,000
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(2.01)	$1.39	$(0.62)
Going Concern
Subsequent to the Company’s previously issued Form 10-K/A on June 24, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 5, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 5, 2022.
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
Class A Ordinary Shares Subject to Possible Redemption
The
Company
accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 40,000,000 Class A ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

AEA-BRIDGES IMPACT CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(18,400,000)
Class A ordinary shares issuance costs	(20,292,642)
Plus:
Accretion of carrying value to redemption value	38,692,642

Class A ordinary shares subject to possible redemption	$400,000,000

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.
Marketable Securities Held in Trust Account
At December 31, 2020, the assets held in the Trust Account were substantially invested in U.S. Treasury Securities.

AEA-BRIDGES IMPACT CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Offering Costs
Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. Offering costs amounted to $21,292,016, of which $20,292,642 were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering on October 5, 2020 and $999,374 was expensed to the statement of operations.
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
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 30,500,000 Class A ordinary shares in the aggregate. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per shares as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period Ended July 29, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(13,879,256)	$(6,181,853)
Denominator:
Basic and diluted weighted average shares outstanding	22,451,613	10,000,000
Basic and diluted net loss per ordinary share	$(0.62)	$(0.62)

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
Class A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 40,000,000 Class A ordinary shares issued and outstanding, which are subject to possible redemption and therefore classified as temporary equity.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
Held-to-Maturity Investments - U.S. Treasury Securities (Mature on April 8, 2021)	1	$400,085,021	$5,549	$400,090,570
Liabilities:
Warrant Liability – Public Warrants	1	—	—	30,800,000
Warrant Liability – Private Placement	2	—	—	16,170,000

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
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in Note 2.