Form 10-Q/A
period 2021-09-30
AEA-Bridges Impact Corp.
filed 2021-12-09
CIK 1820191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No.1

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
As of December 9, 2021, there
 were

40,000,000
Class A ordinary shares, $0.0001 par value, and
10,000,000
Class B ordinary shares, $0.0001 par value, issued and outstanding.

AEA-BRIDGES
IMPACT CORP.
FORM
10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 29, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 (Restated) and for the period from July 29, 2020 (inception) through September 30, 2020 (Unaudited)	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 29, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Control and Procedures	17
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
SIGNATURES		19

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to AEA-Bridges Impact Corp. unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Form 10-Q amends the Quarterly Report on Form 10-Q of AEA-Bridges Impact Corp., as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021.
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
On December
3
, 2021, the Audit Committee of the Board of Directors of the company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q/A”).
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
We are filing this Quarterly Report to amend and restate the Original Quarterly Report with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I. Item 1. Financial Statements
Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I. Item 4. Controls and Procedures
Part II. Item 1A. Risk Factors
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Quarterly Report is being amended or updated by this Quarterly Report and, other than as described herein, this Quarterly Report does not purport to reflect any information or events subsequent to the Original Quarterly Report. We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. This Quarterly Report continues to describe the conditions as of the date of the Original Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and with our filings with the SEC subsequent to the Original Quarterly Report.

PART I — FINANCIAL INFORMATION
AEA-BRIDGES
IMPACT CORP.
CONDENSED BALANCE SHEETS
ITEM 1 — FINANCIAL STATEMENTS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,090,787	$1,661,085
Prepaid expenses	341,250	578,413

Total Current Assets	1,432,037	2,239,498
Cash and investments held in Trust Account	400,214,519	400,085,104

TOTAL ASSETS	$401,646,556	$402,324,602

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accounts payable and accrued expenses	$3,149,381	$118,353
Warrant liability	19,825,000	46,970,000
Deferred underwriting fee payable	13,125,000	13,125,000

Total Liabilities	36,099,381	60,213,353

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 40,000,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	400,000,000	400,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,000	1,000
Accumulated deficit	(34,453,825)	(57,889,751)

Total Shareholders’ Deficit	(34,452,825)	(57,888,751)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$401,646,556	$402,324,602

The accompanying notes are an integral part of these unaudited and restated condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 29, 2020 (inception) Through September 30, 2020
Formation and operational costs	$3,117,068	$3,838,489	$5,005

Loss from operations	(3,117,068)	(3,838,489)	(5,005)

Other income:
Interest earned on investments held in Trust Account	28,889	129,415	—
Change in fair value of warrant liability	9,455,000	27,145,000	—

Total other income, net	9,483,889	$27,274,415	—

Net income (loss)	$6,366,821	$23,435,926	$(5,005)

Weighted average shares outstanding of Class A ordinary shares	40,000,000	$40,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.13	$0.47	$—

Weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000	10,000,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.13	0.47	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

AEA-BRIDGES
IMPACT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For the Period from July 29, 2020 (inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$23,435,926	$(5,005)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,005
Interest earned on investments held in Trust Account	(129,415)	—
Change in fair value of warrant liability	(27,145,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	237,163	—
Accounts payable and accrued expenses	3,031,028	—

Net cash used in operating activities	(570,298)	—

Net Change in Cash	(570,298)	—
Cash – Beginning	1,661,085	—

Cash – Ending	$1,090,787	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$433,033

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$19,995

Offering costs paid through promissory note	$—	$171,395

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

AEA-BRIDGES IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in
its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of

$10.00
per share, while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001.
Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021 and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (the “Affected Financial Statements”) and such Affected Financial Statements should no longer be relied upon. Therefore, the Company, in consultation with its Audit Committee, concluded that its Affected Financial Statements should be restated to report all Public Shares as temporary equity. As such the Company is reporting these restatements to the Affected Financial Statements in this Quarterly Report on Form 10-Q/A.
There has been no change in the Company’s total assets, liabilities, or operating results.
The impact of the restatement on the Company’s financial statements is refle
c
ted in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$356,425,300	$43,574,700	$400,000,000
Class A ordinary shares	$436	$(436)	$—
Additional paid-in capital	$5,745,622	$(5,745,622)	$—
Accumulated deficit	$(747,055)	$(37,828,642)	$(38,575,697)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(43,574,700)	$(38,574,697)
Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$354,180,350	$45,819,650	$400,000,000
Class A ordinary shares	$458	$(458)	$—
Additional paid-in capital	$7,990,550	$(7,990,550)	$—
Accumulated deficit	$(2,992,004)	$(37,828,642)	$(40,820,646)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(45,819,650)	$(40,819,646)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Change in value of Class A ordinary shares subject to possible redemption	$19,314,060	$(19,314,060)	—
Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$17,069,110	$(17,069,110)	—

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	Basic and diluted weighted average shares outstanding, Class A ordinary shares	Basic and diluted net income ( loss ) p er share, Class A ordinary shares	Basic and diluted weighted average shares outstanding, Class B ordinary shares	Basic and diluted net income ( loss ) p er share, Class B ordinary shares
For the three months ended, March 31, 2021
As Previously Reported	40,000,000	$—	10,000,000	$1.92
Adjustment	—	$0.39	—	$(1.53)

As Restated	40,000,000	$0.39	10,000,000	$0.39

For the three months ended, June 30, 2021
As Previously Reported	40,000,000	$—	10,000,000	$(0.23)
Adjustment	—	$(0.04)	—	$0.19

As Restated	40,000,000	$(0.04)	10,000,000	$(0.04)

For the six months ended, June 30, 2021
As Previously Reported	40,000,000	$—	10,000,000	$1.70
Adjustment	—	$0.34	—	$(1.36)

As Restated	40,000,000	$0.34	10,000,000	$0.34

Going Concern
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

(1)
For the three and nine months ended September 30, 2021, and for the period from July 29, 2020 (inception) through September 30, 2020, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s shareholders.

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

•
if, and only if, there is an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the

30
-day period after written notice of redemption is given

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

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has identified a material weakness in internal controls related to complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report other than set forth below, include the risk factors described in Amendment No. 2 to our Annual Report on Form

10-K/A

filed with the SEC on December 9, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Amendment No. 2 to our Annual Report on Form

10-K/A

filed with the SEC.
Our proximity to our liquidation date raises substantial doubt about our ability to continue as a “going concern.”
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form

10-Q.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEA-BRIDGES IMPACT CORP.

Date: December 9, 2021		/s/ John Garcia
	Name:	John Garcia
	Title:	Chairman, Co-Chief Executive Officer, and Director

Date: December 9, 2021		/s/ Michele Giddens
	Name:	Michele Giddens
	Title:	Co-Chief Executive Officer and Director

Date: December 9, 2021		/s/ Ramzi Gedeon
	Name:	Ramzi Gedeon
	Title:	Chief Financial Officer, Secretary and Director