Form 10-K
period 2021-12-31
AEA-Bridges Impact Corp.
filed 2022-03-25
CIK 1820191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
814-5825
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	IMPX.U	The New York Stock Exchange
Class A ordinary shares included as part of the units	IMPX	The New York Stock Exchange
Redeemable warrants included as part of the units	IMPX WS	The New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares, as reported on the NYSE, was $389,600,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.74).
As
of March 2
5
, 20
22, 40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
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

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

RISK FACTOR SUMMARY
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form
10-K.
We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form
10-K.

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders does not support such a combination.

•
The only opportunity of our public shareholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
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

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak.

•
We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

v

•
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

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•
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

•
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

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

PART I

ITEM 1.	BUSINESS
Our Company
We are a blank check company incorporated as a Cayman Islands exempted company on July 29, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.
We are not limited to a particular industry or sector for purposes of consummating a business combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early-stage and emerging growth companies.
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
Further, we are seeing that an emphasis on better outcomes for all stakeholders is increasingly becoming a source of competitive advantage. It is already well-evidenced that businesses with strong Environmental, Social and Governance (“ESG”) practices can achieve attractive investment returns. In an era where more and more people want to work for, buy from and invest in organizations that share their values, we believe companies that have a positive impact on society and the planet will be better-placed to succeed and grow sustainably.
Our company was founded and is led by senior executives of AEA Investors LP (“AEA”) and Bridges Fund Management Ltd. (“Bridges”), both of which are affiliates of our sponsor. We believe our management team is well positioned to identify companies that align with our impact-driven investment focus and provide attractive risk-adjusted returns. Additionally, our association with AEA and Bridges brings a unique combination of best-in-class
private equity and impact management to our company. The
AEA-Bridges
partnership will allow us to apply our experience of the last 50 years to our vision for the next 50 years.
On December 12, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among the us, Harley-Davidson, Inc., a Wisconsin corporation
(“H-D”),
LW EV Holdings, Inc., a Delaware corporation (to be renamed LiveWire Group, Inc. in connection with the Business Combination) (“HoldCo”), LW EV Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and LiveWire EV, LLC, a Delaware limited liability company (“LiveWire”).
The Business Combination Agreement provides for the Business Combination, which includes, among other things, the consummation of the following transactions: (a) at least one day prior to the closing of the Business Combination (the “Closing”), we will undergo a domestication to become a Delaware corporation, in connection with which all of our outstanding ordinary shares will convert into common stock, par value $0.0001 per share, of the domesticated company, and each of our outstanding warrants will convert into a warrant to acquire one share of common stock of the domesticated company; (b) prior to the Closing, on the closing date,
H-D
and LiveWire will consummate the separation of the LiveWire business and the other transactions contemplated by the Separation Agreement, by and between
H-D
and LiveWire, dated as of the closing date; (c) prior to the Closing, on the closing date, Merger Sub will merge with and into us, with us surviving as a direct, wholly owned subsidiary of HoldCo, and HoldCo will continue as the public company in the merger, with each share of common stock of the domesticated company being converted into the right of the holder thereof to receive one share of common stock, par value $0.0001, of HoldCo (“HoldCo Common Stock”); and (d) on the closing date, at the Closing, ElectricSoul, LLC (the “Company Equityholder”), a Delaware limited liability company and a subsidiary of
H-D,
shall consummate the Exchange (as defined in the Business Combination Agreement), pursuant to which HoldCo shall acquire from the Company Equityholder, and the Company Equityholder shall transfer, convey and deliver to HoldCo, all of the membership interests of LiveWire (“Company Equity”) and the Company Equityholder shall receive, in consideration for the transfer, conveyance and delivery of the Company Equity, 161 million shares of HoldCo Common Stock and the right to receive up to an additional 12.5 million shares of HoldCo Common Stock in the future (the
“Earn-Out
Shares”). HoldCo will continue as the public company following the consummation of the Business Combination with its shares trading on the New York Stock Exchange under the ticker symbol “LVW”.

Under the Business Combination Agreement,
H-D
has committed to a backstop facility (the “Backstop Facility”), whereby
H-D
has agreed to subscribe for shares of HoldCo Common Stock to fund redemptions by our shareholders in connection with the Business Combination in an aggregate amount of up to $100,000,000. Additionally, subject to the satisfaction of certain conditions,
H-D
will cause the Company Equityholder to consummate, substantially concurrently with the Closing, the purchase by Company Equityholder of 10,000,000 shares of HoldCo Common Stock for a purchase price of $10.00 per share for an aggregate gross purchase price equal to $100,000,000.
Concurrently with the execution of the Business Combination Agreement, we and HoldCo entered into investment agreements (the “Investment Agreements”) with KYMCO and certain members of the KYMCO Group (collectively, the “PIPE Investors”). Pursuant to the Investment Agreements, the PIPE Investors agreed to subscribe for and purchase, and we and HoldCo agreed to issue and sell to such investors, on the closing date, an aggregate of 10,000,000 shares of Holdco Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Investment Agreements provide that HoldCo will grant the PIPE Investors in the PIPE Financing certain customary registration rights.
Concurrently with the execution of the Business Combination Agreement, we, our sponsor and certain of our officers and directors entered into an insider letter agreement (the “Insider Letter Agreement”), to amend the existing letter agreement, among us, our sponsor and certain of our officers and directors, dated as of October 1, 2020, to conform to the terms and conditions of the Business Combination Agreement and the ancillary agreements attached thereto.
Concurrently with the execution of the Business Combination Agreement, our sponsor,
H-D,
LiveWire, HoldCo, and certain of our officers and directors entered into an agreement (the “Investor Support Agreement”), pursuant to which our sponsor and certain of our officers and directors agreed to, among other things, (i) vote all of their ordinary shares held of record or thereafter acquired in favor of each of the proposals to be voted upon at the general meeting of our shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) waive any adjustment to the conversion ratio set forth in the amended and restated memorandum and article of association or any other anti-dilution or similar protection with respect to our Class B ordinary shares (and any other equity securities of the company or HoldCo for which our Class B ordinary shares are exchanged or converted), including in connection with the issuance of shares in connection with Business Combination or otherwise, including the PIPE Financing, (iii) be bound by certain transfer restrictions with respect to their ordinary shares and warrants prior to the Closing and (iv) forfeit and/or transfer up to an aggregate of 2,000,000 founder shares pursuant to the Investor Support Agreement, in each case, under certain circumstances and on the terms and subject to the conditions set forth in the Investor Support Agreement. In addition, the Investor Support Agreement provides that
H-D
may be obligated to transfer a certain number of shares of HoldCo Common Stock owned by the Company Equityholder, under certain circumstances and on the terms and subject to the conditions set forth in the Investor Support Agreement.
For more information on the Business Combination and the transactions contemplated thereby, please refer to the Company’s Current Report on Form
8-K,
filed with the SEC on December 15, 2021 and the Company’s Registration Statement on Form
S-4
filed with the SEC on February 7, 2022.
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
Our investment strategy seeks to promote responsible and purposeful business standards, and is focused on the following three types of companies:

•	Businesses that contribute scalable solutions to the UN SDGs, which have positive fundamental growth drivers that deliver attractive financial returns and measurable impact;

•
Best-in-class
businesses that benefit all stakeholders, where we can leverage our impact management expertise to maximize the companies’ positive impacts, build a stronger brand and value proposition, and drive financial return; and

•
Businesses which do not currently have best in class impact management practices but where there is an opportunity to re-orient
and transform currently negative aspects of business operations to generate positive outcomes; and in doing so, build a more sustainable and resilient business model with a more attractive, less risky and more future-proofed financial return.

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

Sourcing & Selection
We will continue to seek to leverage AEA and Bridges’ significant reputation and extensive global network to access differentiated deal flow and to identify attractive acquisition targets. Furthermore, we expect our value proposition will be compelling to many companies that align with our mission-driven approach. This extends to companies currently outside of the already extensive
AEA-Bridges
network who will be drawn to pursue a partnership with us to further enhance their impact and ultimate value over time. We think that our value proposition should resonate well with large family-owned private companies and with large corporates seeking to spin out high-growth divisions whose growth and value are not currently being reflected in the market by virtue of being embedded within a much larger corporate entity.
Through fundamental analysis we intend to identify sectors and sub-sectors
that are likely to contribute to the UN SDGs, and seek mission-aligned companies that share our vision and that we can help to grow and succeed financially.
We will continue to follow a rigorous investment appraisal process that our sponsors have implemented in their respective organizations. We have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We intend to acquire one or more businesses or entities that we believe:

•
Have operations that align with our investment theme:
Using our investment strategy, we intend to focus on businesses which currently have or have the potential to benefit stakeholders or contribute to solutions, and which have the potential to grow and create financial value.

•
Have a defensible market position and are resilient to economic cycles:
We intend to acquire a business that has attractive secular market tailwinds, recession-resilient business models, a differentiated technology, product or service, distribution capabilities, relationships, or other competitive advantages.

•
Have a strong management team:
We intend to partner with management teams and/or sellers who are aligned with our impact mission and effort to create value. Where necessary, we may also look to complement and enhance the capabilities of the target business’ management team by recruiting additional talent through our network of contacts.

•	Can be acquired at attractive valuation for public market investors: We intend to be a disciplined and valuation-centric steward of the capital that we invest.

•	Have an attractive financial profile : We intend to acquire a business with low capital intensity, and that has highly recurring, stable cash flows and operating leverage.

•
Stand to benefit from our value creation and impact business practices
: We intend to acquire a business where the collective capabilities of our management and sponsors can be leveraged to tangibly improve the operations and market position of the target.

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

Value Creation and Impact Management
We will continue to leverage the strategic and transactional experience of management, utilizing our complementary expertise to bring advice and attention to the target as we maximize value creation. We believe that our management’s integrated impact and value creation approach, resources, expertise, and extensive experience of roll-out
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

We will continue to seek to:

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

•	Foster relationships with sellers, capital providers and target management teams; and

•	Utilize our understanding of global financial markets and events, financing and overall corporate strategy options.
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
AEA Investors
As of December 2021, AEA managed over $14 billion of invested and committed capital on behalf of sophisticated investors worldwide. AEA’s funds span multiple investment strategies, including buyouts of middle-market companies, buyouts of companies at the smaller-end
of the middle-market, growth capital investments and mezzanine and senior debt investments. In all, over the last 20 years of its over 50 year history, AEA has been an equity or debt investor in over 300 middle market businesses totaling over $18.5 billion of invested capital. The AEA buyout funds invest across three primary sectors: Industrials, Consumer, and Services while the AEA debt funds invest across a diverse set of industries. AEA seeks to invest in well-positioned, strong cash flow businesses which can benefit from AEA’s investment insights and improve operationally, strategically, and financially. AEA has a long and successful track record of building businesses, often within niche and complex subsectors of its core focus areas, and in particular with family- and management-owned or influenced businesses and corporate carve-outs. AEA is further supplemented through an expansive sourcing network of intermediaries, managers, and other resources, all motivated to share investment ideas and opportunities.
AEA believes that its defining characteristic is its adherence to providing strategic advice and focus on accelerating growth and transformation to create market leaders. AEA embodies a collaborative approach with its management teams by investing in operations and marketing, research and development, expanding distribution channels, developing new products and services, opening new locations, and making accretive acquisitions, among others. As a result, AEA has established an extensive track record of empowering entrepreneurs and leadership teams to operate their businesses as significant shareholders with a tremendous level of responsibility, authority, and autonomy. Adhering to this time-tested, disciplined strategy, AEA has achieved success as an absolute return private equity investor capable of delivering consistent, attractive risk-adjusted returns through various economic and financial cycles. From December 1999 to December 2021, AEA’s private equity buyout funds have invested over $12 billion of invested capital across 90 lower and core middle market companies. During this time, all investment activity and firm strategy has had direct participation or oversight by AEA Executive Chairman John L. Garcia as either Partner, President, Chief Executive Officer or Chairman.

Bridges Fund Management
For nearly 20 years, Bridges has been investing in solutions that are helping to build a more inclusive and sustainable economy. As of December 2021, Bridges has raised over £1.2 billion of capital from a range of institutional investors. Operating in the United Kingdom and the United States with an affiliate in Israel, Bridges has established a multi-strategy platform, including buyouts of growth companies, long-term capital for mission-driven organizations, property investments and social outcome funds (which provide working capital and management support to help design and deliver Government-commissioned outcomes contracts). Bridges’ strong conviction – that building a better future for people and the planet is also a unique opportunity to unlock lasting economic value – has yielded a track record of success. Since 2002, it has led over 160 transactions and built a team of 40 specialist investment and impact management professionals. Bridges’ investment focus is closely aligned with the UN SDGs, and it uses the specific targets within the SDGs to originate its investments at an asset level.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the prior June 30.
Financial Position
As of December 31, 2021, we had approximately $400,252,880, before payment of the estimated non-reimbursed
expenses of our initial public offering and $13,125,000 of deferred underwriting fees. With these funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
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
Sources of Target Businesses
Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report or the final prospectus related to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of up to $10,000 per month for office space, secretarial and administrative support and may reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
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
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews (including reports about the potential target prepared by third parties), interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,027,517 held outside the trust account (as of December 31, 2021) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Credit Suisse Securities (USA) LLC did not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations; provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,027,517 of proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the prior June 30.

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
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders does not support such a combination.
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
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak.
The ongoing
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of
COVID-19
and the continued actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.
Finally, a sustained or prolonged
COVID-19
resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
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
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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
As of December 31, 2021, we had $1,027,517 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form
10-K
are liabilities related to embedded features contained within our warrants. FASB ASC
815-40,
“Derivatives and Hedging—Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such liabilities at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in
capital, accumulated deficit, change in the reclassification of Public Shares and related financial disclosures for the affected periods.
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
We will continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form
10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3,
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
Our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See
“-We
have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the restatements, the changes in accounting for the warrants, the change in the reclassification of the Public Shares and other matters raised, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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
Since only holders of our founder shares have the right to vote on the appointment of directors prior to the consummation of a business combination, we are a “controlled company” within the meaning of the NYSE rules and, as a result, we rely on exemptions from certain corporate governance requirements, and its shareholders may not have the same protections afforded to shareholders of companies that are subject to all NYSE corporate governance requirements.
Only holders of our founder shares have the right to vote on the appointment of directors, and we are a “controlled company” within the meaning of the corporate governance rules of the NYSE. Under these corporate governance standards, a “controlled company” may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:

•	a board that is composed of a majority of “independent directors,” as defined under the NYSE rules;

•	a compensation committee that is composed entirely of independent directors; and

•	director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.
We currently utilize these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the NYSE.
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
(a) Market Information
Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “IMPX.U,” “IMPX” and “IMPX WS” respectively. Our units commenced public trading on October 2, 2020. Our Class A ordinary shares and warrants began separate trading on November 23, 2020.
(b) Holders
On December 31, 2021, there were one holder of record for our units, one holder of record for our Class A ordinary shares, one holder of our Class B ordinary shares, and three holders of our warrants (one of whom was a public holder). The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares, and warrants are held of record by banks, brokers and other financial institutions.
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
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Not applicable.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.
For the year ended December 31, 2021, we had a net income of $4,822,073, which consisted of interest earned on investments held in the trust account of $164,387 and change in fair value of derivative warrant liabilities of $12,352,500, offset by operating expenses of $7,694,814.
For the period from July 29, 2020 (inception) through December 31, 2020, we had a net loss of $20,061,109, which consisted of operating expenses of $236,839, change in fair value of derivative warrant liabilities of $18,910,000 and transaction costs allocable to warrants of $999,374, offset by interest earned on investments held in the trust account of $85,104.
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
For the year ended December 31, 2021, net cash used in operating activities was $633,568. Net income of $4,822,073 was impacted by the interest earned on investments held in the trust account of $164,387 and change in fair value of derivative warrant liabilities of $12,352,500. Changes in operating assets and liabilities provided $7,061,246 of cash from operating activities.
For the period from July 29, 2020 (inception) through December 31, 2020, net cash used in operating activities was $691,899. Net loss of $20,061,109 was impacted by the payment of formation costs paid by the sponsor in exchange for issuance of founder shares of $5,000, change in fair value of derivative warrant liabilities of $18,910,000 and transaction costs allocable to warrants of $999,374 and interest earned on investments held in the trust account of $85,104 and changes in operating assets and liabilities, which used $460,060 of cash from operating activities.

At December 31, 2021, we had investments held in the trust account of $400,252,880. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $1,027,517 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of up to $10,000 for office space, secretarial and administrative support services provided to the company. We began incurring these fees on October 5, 2020 and will continue to incur these fees monthly until the earlier of the completion of a business combination or the company’s liquidation.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.
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
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted
ASU2020-06
effective January 1, 2021. The adoption of
ASU2020-06
did not have an impact on our financial statements.

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
This information appears following Item 15 of this Report and is included herein by reference.

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
13a-15
and
15d-15
under the Exchange Act, our
Co-Chief
Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal year ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
John Garcia	65	Chair, Co-Chief Executive Officer and Director
Michele Giddens	56	Co-Chief Executive Officer and Director
Ramzi Gedeon	48	Chief Financial Officer, Secretary and Director
Steven E. DeCillis II	48	Director
Brian Trelstad	52	Director
John Replogle	56	Director
George Serafeim	39	Director
Dr.
 John Garcia
serves as our Executive Chairman,
Co-Chief
Executive Officer and on our board of directors. Dr. Garcia is also the Executive Chairman of AEA. Dr. Garcia joined AEA in 1999 as a Partner and Head of AEA’s then newly-formed European operations based in London. In 2002, he became President of AEA while continuing to head European operations and lead AEA’s global Value-Added Industrial Products and Specialty Chemicals teams. In 2006, Dr. Garcia also became Chief Executive Officer of AEA, during which time he was responsible for all operational aspects of AEA including fundraising, investment review process, growth and strategy and operations. Dr. Garcia was also named Chairman of AEA in 2012 and in 2019, in connection with relinquishing the title of Chief Executive Officer, he became the Executive Chairman. As Executive Chairman, he remains responsible for AEA’s investment review process. Since 1999, under his leadership, AEA has made 90 private equity investments totaling over $11 billion of invested capital. He was also instrumental in the creation of the AEA Private Debt Funds in 2005 and the AEA Small Business Funds in 2004. Dr. Garcia has served on the board of numerous AEA portfolio companies in addition to various other companies. Dr. Garcia serves as the chairman or member of the investment committee for all the various AEA private equity and private debt funds. He has a long history of working together with family-owned and entrepreneur-led
businesses and investors to help them maximize their potential and meet their long-term needs. Prior to joining AEA, Dr. Garcia held various positions at Credit Suisse First Boston including global head of the chemicals group and head of the European acquisitions, leveraged finance and financial sponsors group, and head of the European natural resources group. Earlier in his career, Dr. Garcia was a managing director at Schroder Wertheim in New York and held a number of industrial positions at Atlantic Richfield in Philadelphia, Pennsylvania. Dr. Garcia earned a B.Sc. from the University of Kent, an M.A. and Ph.D. in Organic Chemistry from Princeton University, and an M.B.A. from Wharton School of the University of Pennsylvania.
Michele Giddens
serves as our
Co-Chief
Executive Officer and on our board of directors. Ms. Giddens has almost 30 years of experience in international development and social finance. Ms. Giddens is a
Co-Chief
Executive Officer, director, and member of the Remuneration Committee of Bridges Fund Management, which she founded alongside Philip Newborough and Sir Ronald Cohen in 2002. She has played a key role in the growth of the impact investing movement in the U.K. Ms. Giddens currently sits as a
Non-Executive
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
Steven E. DeCillis II
is an executive with over 25 years of experience in the private equity and investment management industry including senior leadership roles within the finance and administration, human resources, information technology and investor relations functions. Mr. DeCillis has served as Partner and Chief Financial Officer of AEA since 2011. Before joining AEA, Mr. DeCillis spent over ten years at Ripplewood Holdings LLC, a middle market private equity firm, where he most recently served as Chief Financial Officer and Managing Director and managed a team responsible for accounting, operating and administrative functions. Prior to Ripplewood, Mr. DeCillis worked in the assurance and business advisory services practice at PricewaterhouseCoopers LLP and in the controllers department at The Dreyfus Corporation. Mr. DeCillis earned a B.Sc. in Accounting from Villanova University and an M.B.A. from Columbia University. In addition to his operational experience, Mr. DeCillis is a certified public accountant.
Brian Trelstad
serves on our board of directors. Mr. Trelstad has nearly 20 years of impact investing experience, and is currently a director of Bridges, an employee of Bridges Ventures Inc., a subsidiary of Bridges, and a director of the Bridges Impact Foundation in the United States. His prior experience includes serving as the Chief Investment Officer of Acumen Fund, where he oversaw $55.0 million of investments into companies that were delivering health, water, energy and agriculture services in South Asia and
Sub-Saharan
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
and
for-profit
start-ups.
Mr. Trelstad has an undergraduate degree from Harvard University, an M.B.A. from Stanford’s Graduate School of Business, and an M.A. in City & Regional Planning from the University of California at Berkeley. He also teaches social entrepreneurship at Harvard Business School. Mr. Trelstad was the first impact investor to go through the Kauffman Fellows Program of the Center for Venture Education, and is a Henry Crown Fellow of the Aspen Institute.
John Replogle
is a leader in the conscious consumer and mission-driven brand movement, with extensive experience leading fast growth, high performing businesses including Seventh Generation and Burt’s Bees. Seventh Generation helped to launch the B Corp movement and has been awarded the “Best for the World” distinction from B Labs. Mr. Replogle believes that business is one of the most powerful forces on earth and such power must be harnessed for the greater good. He also served as President of Unilever’s Skin Care business and President of the Guinness Bass Import Company. Mr. Replogle started his career at the Boston Consulting Group and holds degrees from Harvard Business School and Dartmouth College. Recently, Mr. Replogle is a Founding Partner of One Better Ventures, a Real Leader 100 social impact firm that advises and invests in mission driven consumer goods companies. He serves on the boards of directors of Wolfspeed (NYSE: WOLF), Leesa Sleep, Grove Collaborative, Melissa & Doug, and Sakara Life. He is an active environmentalist and champion of social entrepreneurs.
George Serafeim
is the Charles M. Williams Professor of Business Administration and the Chair of the Impact-Weighted Accounts Project at Harvard Business School. He has presented his research in over 60 countries around the world and ranks among the top 10 most popular authors out of over 12,000 business scholars on the Social Science Research Network. Professor Serafeim’s research focuses on measuring, driving and communicating corporate performance and social impact. His work is widely cited and has been published in the most prestigious academic and practitioner journals. He has been recognized by Barron’s as “one of the most influential people in ESG investing.” Professor Serafeim has held several positions of leadership. Professor Serafeim serves on the board of directors of Liberty Mutual, a Fortune 100 company and global leader in property-casualty insurance, and dss+, a leading operations consulting firm and the global leader in employee health and safety services. Previously, Professor Serafeim co-founded
the consulting firm KKS Advisors, served on the steering committee of the Athens Stock Exchange, and served as the Chairman of Greece’s Corporate Governance Council. Professor Serafeim has served on several not-for-profit
organizations including the Standards Council of the Sustainability Accounting Standards Board.
Number and Terms of Office of Officers and Directors
Our board of directors currently comprises of seven directors. Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of John Replogle, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of George Serafeim and Brian Trelstad, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of John Garcia, Michele Giddens, Ramzi Gedeon and Steven E. DeCillis II, will expire at our third annual general meeting.
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
Director Independence
NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Steven E. DeCillis II, John Replogle and George Serafeim are “independent directors” as defined in the NYSE listing standards.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charters of each committee are available on our website.

Audit Committee
Steven E. DeCillis II, John Replogle and George Serafeim serve as a members of our audit committee. Our board of directors has determined that Steven E. DeCillis II, John Replogle and George Serafeim are independent under the NYSE listing standards and applicable SEC rules. John Replogle serves as the Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Steven E. DeCillis II, John Replogle and George Serafeim each qualify as “audit committee financial experts” as defined in applicable SEC rules.
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

Nominating Committee
Steven E. DeCillis II, John Replogle and George Serafeim serve as members of our nominating committee and John Replogle serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Steven E. DeCillis II, John Replogle and George Serafeim are independent.
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
Compensation Committee
Steven E. DeCillis II, John Replogle and George Serafeim serve as members of our compensation committee and John Replogle serves as chairman of the compensation committee.
Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Steven E. DeCillis II, John Replogle and George Serafeim are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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
Compensation Committee Interlocks and Insider Participation
As of December 31, 2021, Michele Giddens, our
Co-Chief
Executive Officer serves as a
Co-Chief
Executive Officer, director and member of the Remuneration Committee of Bridges, and Brian Trelstad, one of our directors, is a director of Bridges and an employee of Bridges Ventures Inc, a subsidiary of Bridges. None of our other executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

John Garcia	AEA Investors LP and certain affiliates	Alternative Investment	Officer and/or Director and/or Partner

	The Courtauld Institute of Art	Nonprofit	Member of Board of Governors

	The Swiss Institute	Nonprofit	Trustee
	The Garcia Family Foundation	Nonprofit	Trustee

Michele Giddens	Bridges Outcomes Limited	Fund management	Director
	Bridges Insights Limited	Non-Profit Company	Director
	Bridges Fund Management Limited	Fund management	Director
	Bridges Ventures LLP	Fund management	Director
	CDC Group PLC	Development Finance Institution	Director

Ramzi Gedeon	AEA Investors LP and certain affiliates	Alternative Investment	Officer, Director and/or Partner

Steven E. DeCillis II	AEA Investors LP and certain affiliates	Alternative Investment	Officer, Director and/or Partner

Brian Trelstad	Bridges Ventures LLP	Fund management	Member
	Bridges Ventures Inc.	Fund management	Director
	Bridges Ventures GP, LLC	Fund management	President
	Bridges Impact Foundation	Charitable Foundation	President
	Candid	Nonprofit information provider	Director
	VisionSpring	Healthcare NGO	Director
	New Jersey Future	Policy and Planning Non-profit	Director
	Bridges Fund Management Limited	Fund management	Director
	James River Home Health	Home health and hospice	Director
	Sunrise Treatment Centers	Opioid Substance Abuse Treatment Provider	Director

	Jump City	Trampoline Park	Director
	Impact Capital Managers	Investment association	Director
	Harvard Business School	Educational Institution	Senior Lecturer

John Replogle	One Better Ventures	Impact investing	Partner
	Cree	Semiconductors	Director
	Seventh Generation	Consumer Goods	Chairman and Director
	Pillar4	Media	Director
	Sunsoil	Consumer Goods	Director
	Sakara	Consumer Goods	Chairman and Director
	Melissa & Doug	Consumer Goods	Director

George Serafeim	Harvard Business School	Educational Institution	Professor
	dss+	Consulting services	Director
	Richmond Global Sciences	Technology	Co-founder
	High Meadows Institute	Policy think-tank	Director
	National Corporate Governance Council of Greece	Non-Profit company	Chairman
	Athens Exchange Group	Regulated stock and bond markets	Steering Committee Member

(1)	Includes certain of its funds, other affiliates and portfolio companies.

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
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
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
Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Since the consummation of our initial public offering and until the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of up to $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates may be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 40,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 10,000,000 Class B ordinary shares outstanding as of December 31, 2021. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage
AEA-Bridges Impact Sponsor LLC (our sponsor) (2)	—	—	9,950,000	99.5%	19.9%
John Garcia (3)	2,500,000	6.3%	—	—	5.0%
Michele Giddens (3)	—	—	—	—	—
Ramzi Gedeon (3)	—	—	—	—	—
Steven E. DeCillis II (3)	—	—	—	—	—
Brian Trelstad (3)	—	—	—	—	—
John Replogle (3)	—	—	25,000	*	*
George Serafeim (3)	—	—	25,000	*	*
All officers and directors as a group (seven individuals)	2,500,000	6.3%	50,000	*	5.1%
Integrated Core Strategies (US) LLC (4)	2,150,000	5.4%	—	—	4.3%
Fort Baker Capital Management LP (5)	3,486,340	8.7%	—	—	7.0%
Marshall Wace LLP (6)	2,012,116	5.0%	—	—	4.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.

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

(5)
Includes Class A ordinary shares beneficially held by Fort Baker Capital Management LP, a Delaware limited partnership, Steven Patrick Pigott, a United States citizen, and Fort Baker Capital, LLC, a Delaware limited liability company, based solely on the Schedule 13G filed jointly by Fort Baker Capital Management LP, Steven Patrick Pigott and Fort Baker Capital, LLC with the SEC on February 14, 2022. The business address of each of Fort Baker Capital Management LP, Steven Patrick Pigott, and Fort Baker Capital, LLC is 700 Larkspur Landing Circle, Suite 275, Larkspur, CA 94938.

(6)
Include Class A ordinary shares beneficially held by Marshall Wace LLP, and England limited liability partnership, based solely on the Schedule 13G filed by Marshall Wace LLP with the SEC on February 14, 2022. The business address for Marshall Wace LLP is George House, 131 Sloane Street, London, SW1X 9AT, UK.

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
No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals may be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

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
Director Independence
Pursuant to the NYSE rules, company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement to have a board that includes a majority of “independent directors,” as defined in the NYSE listing standards. Only holders of the Class B ordinary shares have the right to vote on the election of directors, and our sponsor holds more than 50% of the Class B ordinary shares. As a result, we are a “controlled company” and utilize the exemption from the requirement to have a board that includes a majority of “independent directors,” as defined in the NYSE listing standards. Our board of directors has determined that Steven E. DeCillis II, John Replogle and George Serafeim are “independent directors” as defined in the NYSE listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. For the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $82,000 and $46,000, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form

10-K.
Audit-Related Fees.
For the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $4,000 for tax compliance, tax advice and tax planning.
All Other Fees
. For the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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
Our independent registered public accounting firm is:
WithumSmith+Brown, PC
1411 Broadway 9th Floor
New York, NY 10018

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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.5	Description of Securities.(5)

10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.2	Registration and Shareholder Rights Agreement between the Company, the Sponsor and the Holders from Time to Time Party Thereto.(1)

10.3	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.4	Form of Indemnity Agreement.(2)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

10.6	Promissory Note, dated as of July 31, 2020, between the Registrant and the Sponsor.(3)

Exhibit No.	Description

10.7	Securities Subscription Agreement, dated July 31, 2020, between the Registrant and the Sponsor.(3)

10.8	Letter Agreement among the Company, the Sponsor and the Company’s Officers and Directors.(1)

10.9
Business Combination Agreement, dated as of December 12, 2021, by and among Harley-Davidson, Inc., AEA-Bridges Impact Corp., LW EV Holdings, Inc., LW EV Merger Sub, Inc. and LiveWire EV, LLC (included as Annex A to the proxy statement/prospectus).(4)

10.10	Form of Investment Agreements.(4)

10.11
Insider Letter Agreement, dated as of December 12, 2021, by and among AEA-Bridges Impact Corp., AEA-Bridges Impact Sponsor LLC and certain officers and directors of AEA-Bridges Impact Corp. (included as Annex P to the proxy statement/prospectus).(4)

21	List of Subsidiaries.*

23.1	Consent of WithumSmith+Brown, PC.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained within Exhibit 101).

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on October 7, 2020.

(2)	Incorporated by reference to the company’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1/A), filed with the SEC on September 23, 2020.

(3)	Incorporated by reference to the company’s General Form for Registration of Securities under the Securities Act of 1933 (Form S-1), filed with the SEC on September 14, 2020.

(4)	Incorporated by reference to the company’s Registration Statement under the Securities Act of 1933 (Form S-4), filed with the SEC on February 7, 202 2 .

(5)	Incorporated by reference to the company’s Annual Report on Form 10-K, filed with the SEC on March 31, 202 1 .

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 2
5
, 2022

AEA-BRIDGES ACQUISITION CORP.

/s/ John Garcia
Name:	John Garcia
Title:	Chair and Co-Chief Executive Officer

/s/ Michele Giddens
Name:	Michele Giddens
Title:	Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Garcia	Chairman, Co-Chief Executive Officer and Director	March 2 5 , 2022
John Garcia	( Principal Executive Officer )

/s/ Michele Giddens	Co-Chief Executive Officer and Director	March 2 5 , 2022
Michele Giddens	( Principal Executive Officer )

/s/ Ramzi Gedeon	Chief Financial Officer, Secretary and Director	March 2 5 , 2022
Ramzi Gedeon	( Principal Financial and Accounting Officer )

/s/ Steven E. DeCillis II	Director	March 5 , 2022
Steven E. DeCillis II

/s/ Brian Trelstad	Director	March 2 5 , 2022
Brian Trelstad

/s/ John Replogle	Director	March 2 5 , 2022
John Replogle

/s/ George Serafeim	Director	March 2 5 , 2022
George Serafeim

AEA-BRIDGES
IMPACT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AEA-Bridges
Impact Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of
AEA-Bridges
Impact Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for period from July 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
Ma
rch 2
5
, 20
22
PCAOB Number 100

AEA-BRIDGES
IMPACT CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$1,027,517	$1,661,085
Prepaid expenses	249,167	578,413

Total Current Assets	1,276,684	2,239,498
Investments held in Trust Account	400,249,491	400,085,104

TOTAL ASSETS	$401,526,175	$402,324,602

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accounts payable and accrued expenses	$6,850,353	$118,353
Derivative warrant liabilities	34,617,500	46,970,000
Deferred underwriting fee payable	13,125,000	13,125,000

Total Liabilities	54,592,853	60,213,353

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 40,000,000 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020	400,000,000	400,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 40,000,000 shares subject to possible redemption) as of December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2021 and 2020	1,000	1,000
Accumulated deficit	(53,067,678)	(57,889,751)

Total Shareholders’ Deficit	(53,066,678)	(57,888,751)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$401,526,175	$402,324,602

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES
IMPACT CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from July 29, 2020 (Inception) Through December 31, 2020
Formation and operating costs	$7,694,814	$236,839

Loss from operations	(7,694,814)	(236,839)
Other income (expense):
Interest earned on investments held in Trust Account	164,387	85,104
Transaction costs allocable to warrants	—	(999,374)
Change in fair value of derivative warrant liabilities	12,352,500	(18,910,000)

Total other income (expense), ne t	12,516,887	(19,824,270)
Net income (loss)	$4,822,073	$(20,061,109)

Weighted average shares outstanding of Class A ordinary shares	40,000,000	22,451,613

Basic and diluted net income (loss) per ordinary share, Class A	$0.10	$(0.62)

Weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share, Class B	$0.10	$(0.62)

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES
IMPACT CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	840,000	—	840,000
Accretion for Class A ordinary shares to redemption amoun t	—	—	—	—	(864,000)	(37,828,642)	(38,692,642)
Forfeiture of Founder Shares	—	—	(1,500,000)	(150)	150	—	—
Net loss	—	—	—	—	—	(20,061,109)	(20,061,109)

Balance — December 31, 2020	—	—	10,000,000	1,000	—	(57,889,751)	(57,888,751)
Net income	—	—	—	—	—	4,822,073	4,822,073

Balance — December 31, 2021	—	$—	10,000,000	$1,000	$—	$(53,067,678)	$(53,066,678)

The accompanying notes are an integral part of these financial statements.

AEA-BRIDGES
IMPACT CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from July 29, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$4,822,073	$(20,061,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Change in fair value of derivative warrant liabilities	(12,352,500)	18,910,000
Transaction costs associated with the IPO	—	999,374
Interest earned on investments held in Trust Account	(164,387)	(85,104)
Changes in operating assets and liabilities:
Prepaid expenses	329,246	(578,413)
Accounts payable and accrued expenses	6,732,000	118,353

Net cash used in operating activities	(633,568)	(691,899)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,725,000
Proceeds from sale of Private Placement Warrants	—	10,500,000
Proceeds from promissory note– related party	—	5
Repayment of promissory note– related part y	—	(171,395)
Payments of offering costs	—	(700,626)

Net cash provided by financing activities	—	402,352,984

Net Change in Cash	(633,568)	1,661,085
Cash– Beginning	1,661,085	—

Cash– Ending	$1,027,517	$1,661,085

Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$13,125,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000

Payment of offering costs through promissory note– related party	$—	$171,390

The accompanying notes are an integral part of these financial statements.

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
On December 12, 2021, the Company entered into a Business Combination Agreement with Harley-Davidson, Inc., a Wisconsin corporation, LW EV Holdings, Inc., a Delaware corporation (to be renamed LiveWire Group, Inc. in connection with the Business Combination), LW EV Merger Sub, Inc., a Delaware corporation, and LiveWire EV, LLC, a Delaware limited liability company.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
The Company will have until October 5, 2022 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Investments Held in Trust Account
The Company’s portfolio of investments held in trust is substantially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to permanent equity upon the completion of the Initial Public Offering. Offering costs amounted to $21,292,016, of which $20,292,642 were charged to temporary equity upon the completion of the Initial Public Offering on October 5, 2020 and $999,374 was expensed in the statements of operations.

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, the 40,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of December 31, 2021 and 2020, there was no change to the redemption value of the Class A ordinary shares.
At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

	December 31, 2021	December 31, 2020
Gross proceeds	$400,000,000	$400,000,000
Less:
Proceeds allocated to Public Warrants	(18,400,000)	(18,400,000)
Class A ordinary shares issuance costs	(20,292,642)	(20,292,642)
Plus:
Accretion of carrying value to redemption value	38,692,642	38,692,642
Class A ordinary shares subject to possible redemption	$400,000,000	$400,000,000
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction
and
is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the periods presented. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 30,500,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net (loss) per ordinary share (in dollars, except share amounts):

	Year Ended December 31, 2021		For the Period from July 29, 2020 (inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,857,658	$964,415	$(13,879,256)	$(6,181,853)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	22,451,613	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.62)	$(0.62)

As of December 31, 2021 and 2020, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s shareholders.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature. As of December 31, 2021 and 2020, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)(“ASU
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

NOTE 5 — RELATED PARTY TRANSACTIONS FOUNDER SHARES
Founder Shares
On July 29, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 11,500,000 Class B ordinary shares (the “Founder Shares”). On August 4, 2020, the Company effected a share dividend resulting in 14,375,000 Class B ordinary shares being issued and outstanding. On September 14, 2020, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 2,875,000 Class B ordinary shares resulting in the Sponsor holding 11,500,000 Class B ordinary shares. All share and per-share
amounts have been retroactively restated to reflect the share transactions. The Founder Shares include an aggregate of up to 1,500,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 16, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 1,500,000 shares. Accordingly, there are 10,000,000 Founder Shares issued and outstanding.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on October 5, 2020, to pay an affiliate of the Sponsor up to an amount not to exceed $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from July 29, 2020 (inception) through December 31, 2020, the Company incurred $140,000 and $30,000 in fees for these services, respectively, of which $110,000 and $30,000 are included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2021 and 2020, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 40,000,000 Class A ordinary shares issued and outstanding, all of which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 10,000,000 Class B ordinary shares issued and outstanding.
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

NOTE 8 — DERIVATIVE WARRANT LIABILITIES
At December 31, 2021 and 2020, there were 20,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

At December 31, 2021 and 2020, there were 10,500,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.
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
At December 31, 2021 and 2020, assets held in the Trust Account were comprised of $549 and $83 in cash and $400,248,942 and $400,085,021 in U.S. Treasury securities, respectively. During the year ended December 31, 2021 and 2020, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the gross holding gains and fair value of held-to-maturity
securities at December 31, 2021 and 2020 as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on January 13, 2022, 2021)	$400,248,942	$3,389	$400,252,331
December 31,2020	U.S. Treasury Securities (Mature on April 8, 2021)	$400,085,021	$5,549	$400,090,570

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant Liabilities– Public Warrants		1	$22,700,000	$30,800,000
Warrant Liabilities– Private Placement Warrants		2	$11,917,500	$16,170,000
The Warrants were accounted for as liabilities in accordance with ASC 815 and are presented within derivative warrant liabilities in the accompanying balance sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the statements of operations.
The Warrants were valued as of at initial measurement using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value for the Warrants as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.