Form 10-Q
period 2022-06-30
AEA-Bridges Impact Corp.
filed 2022-08-09
CIK 1820191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 9, 2022,
 there were 40,000,000 Class A ordinary shares, $0.0001 par value, and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AEA-BRIDGES
IMPACT CORP.
FORM10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION
AEA-BRIDGES
IMPACT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ITEM 1 — FINANCIAL STATEMENTS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$337,128	$1,027,517
Due from Sponsor	5,160	—
Prepaid expenses	126,667	249,167

Total Current Assets	468,955	1,276,684
Investments held in Trust Account	400,574,581	400,249,491

TOTAL ASSETS	$401,043,536	$401,526,175

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accounts payable and accrued expenses	$8,308,065	$6,850,353
Derivative warrant liabilities	11,590,000	34,617,500
Deferred underwriting fee payable	13,125,000	13,125,000

Total Liabilities	33,023,065	54,592,853

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 40,000,000 shares issued and outstanding at $10.01 and $10.00 p er share redemption value as of June 30, 2022 and December 31, 202 1 , respectively	400,574,581	400,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 40,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Accumulated deficit	(32,555,110)	(53,067,678)

Total Shareholders’ Deficit	(32,554,110)	(53,066,678)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$401,043,536	$401,526,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$676,051	$426,413	$2,265,441	$721,421

Loss from operations	(676,051)	(426,413)	(2,265,441)	(721,421)
Other income (expense):
Interest earned on investments held in Trust Account	260,981	11,464	325,090	100,526
Change in fair value of derivative warrant liabilities	12,505,000	(1,830,000)	23,027,500	17,690,000

Total other income (expense), net	12,765,981	(1,818,536)	23,352,590	17,790,526
Net income (loss)	$12,089,930	$(2,244,949)	$21,087,149	$17,069,105

Weighted average shares outstanding of Class A ordinary shares	40,000,000	40,000,000	40,000,000	40,000,000

Basic and diluted net income (loss) per share, Class A	$0.24	$(0.04)	$0.42	$0.34

Weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income (loss) per share, Class B	$0.24	$(0.04)	$0.42	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	10,000,000	$1,000	$—	$(53,067,678)	$(53,066,678)
Net income	—	—	—	—	—	8,997,219	8,997,219

Balance — March 31, 2022	—	$—	10,000,000	$1,000	$—	$(44,070,459)	$(44,069,459)
Accretion for Class A ordinary shares to redemption amoun t	—	—	—	—	—	(574,581)	(574,581)
Net income	—	—	—	—	—	12,089,930	12,089,930

Balance — June 30, 2022	—	$—	10,000,000	$1,000	$—	$(32,555,110)	$(32,554,110)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2020	—	$—	10,000,000	$1,000	$—	$(57,889,751)	$(57,888,751)
Net income	—	—	—	—	—	19,314,054	19,314,054

Balance — March 31, 2021	—	$—	10,000,000	$1,000	$—	$(38,575,697)	$(38,574,697)
Net loss	—	—	—	—	—	(2,244,949)	(2,244,949)

Balance — June 30, 2021	—	$—	10,000,000	$1,000	$—	$(40,820,646)	$(40,819,646)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEA-BRIDGES
IMPACT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$21,087,149	$17,069,105
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(23,027,500)	(17,690,000)
Interest earned on investments held in Trust Account	(325,090)	(100,526)
Changes in operating assets and liabilities:
Prepaid expenses	122,500	133,119
Due from Sponsor	(5,160)	—
Accounts payable and accrued expenses	1,457,712	157,327

Net cash used in operating activities	(690,389)	(430,975)

Net Change in Cash	(690,389)	(430,975)
Cash– Beginning	1,027,517	1,661,085

Cash– Ending	$337,128	$1,230,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 29, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investments held in the Trust Account (as defined below).
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
JUNE 30, 2022
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per
-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust
Account
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

a per
-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
Liquidity and Going Concern
At June 30, 2022, the Company had $337,128 in its operating bank accounts, $400,574,581 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith, and a working capital deficit of $7,839,110. At June 30, 2022, $574,581 of the amount on deposit in the Trust Account represented interest income.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (”FASB”) Accounting Standards Update (“ASU”)

2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 5, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 5, 2022.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on March 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in trust is substantially comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.
At June 30, 2022
,
the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting, and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited
condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to permanent equity upon the completion of the Initial Public Offering. Offering costs amounted to $21,292,016, of which $20,292,642 were charged to temporary equity upon the completion of the Initial Public Offering on October 5, 2020 and $999,374 was expensed in the unaudited
condensed consolidated statements of operations.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 40,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. As of December 31, 2021, there was no change to the redemption value of the Class A ordinary shares.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(18,400,000)
Class A ordinary shares issuance costs	(20,292,642)
Plus:
Accretion of carrying value to redemption value	38,692,642

Class A ordinary shares subject to possible redemption ( December 31, 2021)	$400,000,000
Plus:
Accretion of carrying value to redemption value	574,581

Class A ordinary shares subject to possible redemption ( June 30, 2022)	$400,574,581

Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the
Warrants
issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the
Warrants
is contingent upon the occurrence of future events. The
Warrants
are exercisable to purchase 30,500,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

securities or other contracts that could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$9,671,944	$2,417,986	$(1,795,959)	(448,990)	$16,869,719	$4,217,430	$13,655,284	$3,413,821
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.24	$0.24	$(0.04)	$(0.04)	$0.42	$0.42	$0.34	$0.34
As of June 30, 2022 and 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s shareholders.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal
Deposit
Insurance
Corporation coverage limit
of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature. As of June 30, 2022 and December 31, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Administrative Services Agreement
The Company entered into an agreement, commencing on October 5, 2020, to pay an affiliate of the Sponsor up to an amount not to exceed $10,000 per month for office space, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2022
.
 For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively, all of which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES RISKS AND UNCERTAINTIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding, all of which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
NOTE 8 — DERIVATIVE WARRANT LIABILITIES
At June 30, 2022 and December 31, 2021, there were 20,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

•
if, and only if, there is an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the
30-day
period after written notice of redemption is given
.

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

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

At June 30, 2022 and December 31, 2021, there were 10,500,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $0 and $549 in cash and $0 and $400,248,942 in U.S. Treasury securities, respectively.
Following the maturity date of April 14, 2022, the Company subsequently reinvested its holdings in the Trust Account into money market funds.
During the period ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

AEA-BRIDGES
IMPACT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The following table presents information about the gross holding gains and fair value of held-to-maturity
securities at December 31, 2021 as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Matured on January 13, 2022)	$400,248,942	$3,389	$400,252,331
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held on Trust Account	1	$400,574,581	$—

Liabilities:
Warrant Liabilities– Public Warrants	1	$7,600,000	$22,700,000
Warrant Liabilities– Private Placement Warrants	2	$3,990,000	$11,917,500
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
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had a net income of $12,089,930, which consisted of interest earned on investments held in the Trust Account of $260,981 and change in fair value of derivative warrant liabilities of $12,505,000, offset by operating expenses of $676,051.
For the six months ended June 30, 2022, we had a net income of $21,087,149, which consisted of interest earned on investments held in the Trust Account of $325,090 and change in fair value of derivative warrant liabilities of $23,027,500, offset by operating expenses of $2,265,441.
For the three months ended June 30, 2021, we had a net loss of $2,244,949, which consisted of operating expenses of $426,413 and change in fair value of derivative warrant liabilities of $1,830,000, offset by interest earned on investments held in the Trust Account of $11,464.
For the six months ended June 30, 2021, we had a net income of $17,069,105, which consisted of interest earned on investments held in the Trust Account of $100,526 and change in fair value of derivative warrant liabilities of $17,690,000, offset by operating expenses of $721,421.
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
For the six months ended June 30, 2022, net cash used in operating activities was $690,389. Net income of $21,087,149 was impacted by the interest earned on investments held in the Trust Account of $325,090 and change in fair value of derivative warrant liabilities of $23,027,500. Changes in operating assets and liabilities provided $1,575,052 of cash from operating activities.
For the six months ended June 30, 2021, net cash used in operating activities was $430,975. Net income of $17,069,105 was impacted by the interest earned on investments held in the Trust Account of $100,526 and change in fair value of derivative warrant liabilities of $17,690,000. Changes in operating assets and liabilities provided $290,446 of cash from operating activities.
At June 30, 2022, we had investments held in the Trust Account of $400,574,581. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2022, we had cash of $337,128 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
13a-15
and
15d-15
under the Exchange Act, our
Co-Chief
Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material Weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of June 30, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022 (“Form 10-K”) and in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022 (“2022 Q1 Form 10-Q”). As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K and 2022 Q1 Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEA-BRIDGES IMPACT CORP.

Date: August 9, 2022		/s/ John Garcia
	Name:	John Garcia
	Title:	Chairman, Co-Chief Executive Officer, and Director

Date: August 9, 2022		/s/ Michele Giddens
	Name:	Michele Giddens
	Title:	Co-Chief Executive Officer and Director